Form 10-Q
period 2001-06-30
REMINGTON CAPITAL CORP; REMINGTON PRODUCTS CO LLC
filed 2001-08-14
CIK 1017707, 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 2001.

                                       OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                        Commission file number 333-07429
                                               333-07429-01

                       Remington Products Company, L.L.C.
                       ----------------------------------
                            Remington Capital Corp.
                            -----------------------
             (Exact name of registrant as specified in its charter)

                                                           06-1451076
                Delaware                                   06-1451079
--------------------------------------            -----------------------------
(State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                    Identification Nos.)

60 Main Street, Bridgeport, Connecticut                 06604
---------------------------------------              -----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:          (203)  367-4400
                                                             ---------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each class          Name of each exchange on which registered
              None                                   None
-------------------------------   ------------------------------------------

     Securities registered pursuant to Section 12(g) of the Act:

                                      None
                           ---------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX




                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION


Item I.     Financial Statements (unaudited):

            Consolidated Balance Sheets -
             June 30, 2001 and December 31, 2000                              3

            Consolidated Statements of Operations -
             For the three and six months ended June 30, 2001 and 2000        4

            Consolidated Statements of Cash Flows -
             For the six months ended June 30, 2001 and 2000                  5

            Notes to Unaudited Consolidated Financial Statements              6


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk       13


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 13

            Signature                                                        14

                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited, in thousands)


                                                                         June 30,         December 31,
                                                                          2001               2000
                                                                        ---------         ---------
ASSETS
Current assets:
    Cash and cash equivalents                                           $ 3,945            $ 10,342
    Accounts receivable, less allowance for doubtful accounts
      of $2,418 in 2001 and $2,190 in 2000                               49,838              89,388
    Inventories                                                          93,931              66,854
    Prepaid and other current assets                                      8,898               3,113
    Deferred taxes, current                                               4,604                 275
                                                                       ---------           ---------
            Total current assets                                        161,216             169,972

Property, plant and equipment, net                                       14,107              12,807
Intangibles, net                                                         53,547              54,522
Other assets                                                              9,215               5,186
                                                                       ---------           ---------
            Total assets                                               $238,085            $242,487
                                                                       =========           =========

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
    Accounts payable                                                   $ 17,357             $23,886
    Short-term borrowings                                                 3,768               4,732
    Current portion of long-term debt                                       298               3,373
    Accrued liabilities                                                  15,655              31,942
                                                                       ---------            --------
            Total current liabilities                                    37,078              63,933

Long-term debt                                                          236,431             195,161
Other liabilities                                                         1,188                 897

Members'deficit:
     Members' deficit                                                   (31,561)            (12,701)
     Accumulated other comprehensive income                              (5,051)             (4,803)
                                                                       ---------           ---------

            Total members'deficit                                       (36,612)            (17,504)
                                                                       ---------           ---------
            Total liabilities and members' deficit                     $238,085            $242,487
                                                                       =========           =========



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited, in thousands)




                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                      ---------------------------        -------------------------
                                                         2001             2000              2001            2000
                                                      ----------       ----------        ---------       ---------
Net sales                                             $ 65,952        $ 69,234           $120,445         $117,873
Cost of sales                                           44,524          38,509             75,544           65,741
                                                      ---------         -------          --------         --------
Gross profit                                            21,428          30,725             44,901           52,132

Selling, general and administrative expenses            32,278          23,701             54,439           44,291
Amortization of intangibles                                490             488                975              975
                                                      ---------         -------          ---------        ---------
         Operating income (loss)                       (11,340)          6,536            (10,513)           6,866

Interest expense                                         6,526           5,655             12,253           11,201
Other expense                                              321             212                991              551
                                                      ---------         -------          ---------        ---------
         Income (loss) before income taxes             (18,187)            669            (23,757)          (4,886)

Benefit for income taxes                                (4,268)           (930)            (4,897)          (1,188)
                                                      ---------         -------          ---------        ---------
         Net Income (loss)                            $(13,919)         $1,599           $(18,860)        $ (3,698)
                                                      =========         =======          =========        =========


Net loss applicable to common units                   $(17,220)        $(1,334)          $(25,366)        $ (9,479)
                                                      =========        ========          =========        =========




            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited, in thousands)






                                                                                    Six Months Ended June 30,
                                                                                  ----------------------------
                                                                                     2001               2000
                                                                                  ---------           --------
Cash flows from operating activities:
   Net loss                                                                       $(18,860)           $(3,698)

   Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                  1,535              1,618
       Amortization of intangibles                                                     975                975
       Amortization of deferred financing fees                                       1,151                787
       Deferred income taxes                                                        (4,266)              (721)
       Foreign currency forward loss, net                                              134                280
                                                                                   --------           --------
                                                                                   (19,331)              (759)
       Changes in assets and liabilities:
          Accounts receivable                                                       36,500             33,986
          Inventories                                                              (29,260)           (19,576)
          Accounts payable                                                          (6,373)             3,725
          Accrued liabilities                                                      (15,727)           (19,117)
          Other, net                                                                (2,553)            (6,756)
                                                                                   --------           --------
              Cash used in operating activities                                    (36,744)            (8,497)
                                                                                   --------           --------
Cash flows used in investing activities:
   Capital expenditures                                                             (2,932)            (1,373)
                                                                                   --------           --------
Cash flows from financing activities:
    Proceeds from sale of Senior Subordinated Notes                                 50,000                -
    Repayments under term loan facilities                                          (18,869)            (1,010)
    Repayments  under credit facilities                                            (33,890)           (16,698)
    Borrowings under credit facilities                                              41,651             24,515
    Debt issuance costs and other, net                                              (5,214)               -
                                                                                   --------           --------
              Cash provided by financing activities                                 33,678              6,807
                                                                                   --------           --------
              Effect of exchange rate changes on cash                                 (399)              (508)
                                                                                   --------           --------

Decrease in cash and cash equivalents                                               (6,397)            (3,571)
Cash and cash equivalents, beginning of period                                      10,342              9,866
                                                                                   --------           --------
              Cash and cash equivalents, end of period                              $3,945            $ 6,295
                                                                                   ========           ========
Supplemental cash flow information:
       Interest paid                                                               $10,255            $ 9,998
       Income taxes paid (refunded), net                                           $   191            $  (213)




            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements



1.   Basis of Presentation

     The statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results of interim periods may not be indicative of results to be expected for the entire year. These financial statements do not include all disclosures associated with annual audited financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with current year presentation.

     Remington Capital Corp. is a wholly-owned subsidiary of Remington Products Company, L.L.C. and has no significant operations of its own.


2.   Recent Accounting Pronouncement

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.


3.   Inventories

      Inventories were comprised of the following (in thousands):

                                                June 30,          December 31,
                                                  2001                2000
                                                --------          ------------
      Finished goods                            $89,377               $63,673
      Work in process and raw materials           4,554                 3,181
                                                -------               -------
                                                $93,931               $66,854
                                                =======               =======


4.   Income Taxes

     Federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize L.L.C. status for taxing purposes and require taxes to be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes. In jurisdictions where L.L.C. status is not recognized or foreign corporate subsidiaries exist, deferred taxes on income are provided for as temporary differences between the financial and tax basis of assets and liabilities.

5.   Commitments and Contingencies

     The Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, would not have a material adverse effect on the Company's consolidated financial position or results of operations.


6.   Comprehensive Income

     Comprehensive income consists of the following (in thousands):

                                                      Three Months Ended June 30,      Six Months ended June 30,
                                                      ---------------------------      -------------------------
                                                        2001             2000           2001              2000
                                                       ------           ------         ------            ------
Net income (loss)                                    $(13,919)          $1,599       $(18,860)          $(3,698)
Other comprehensive income:
   Foreign currency translation adjustments               274             (455)        (1,943)           (1,823)
   Net unrealized hedging gain (loss)                      16            1,600          1,695             3,068
                                                     ---------          -------      ---------          --------
         Comprehensive income (loss)                 $(13,629)          $2,744       $(19,108)          $(2,453)
                                                     =========          =======      =========          ========


7.   Debt

     On April 18, 2001, the Company completed the sale of $50.0 million of Senior Subordinated Notes due 2006 (the "Notes"). The net proceeds of approximately $44.8 million, after issuance costs, were used to repay existing term loans and supplemental loans and a portion of the outstanding revolving credit borrowings under the Company's current senior credit facility. The Notes have substantially the same terms as the Company's outstanding $130.0 million issue of Senior Subordinated Notes due 2006 issued on May 23, 1996 (the "Old Notes").

     The Company intends to file a registration statement with the SEC in the third quarter of 2001 for the purpose of enabling holders of the Notes to exchange them (the "Exchange Offer") for notes with substantially the same terms as the Notes (the "Exchange Notes") registered under the Securities Act of 1933, as amended. As part of the Exchange Offer, holders of the Old Notes will be given the opportunity to exchange their Old Notes for Exchange Notes. The Exchange Notes will comprise an integrated issue of up to $180 million of senior subordinated notes. Each of the Notes and the Old Notes are, and the Exchange Notes to be issued in the offer will be, subordinated in right of payment to all of the Company's senior debt and will mature on May 15, 2006.

     In order to fund the Company's continuing growth, the Company has obtained a signed commitment letter from a bank group with respect to a new asset-based senior revolving credit facility. The new revolving facility will constitute a borrowing facility in the principal amount of $110 million and will mature on March 31, 2006. The initial drawdown under the new revolving facility will be used to repay the remaining outstanding borrowings under the Company's current senior credit facility.

     The Company has from time to time entered into waiver agreements with the lenders under its senior credit facility with respect to certain financial maintenance tests. The Company has entered into such a waiver agreement with its lenders under its current senior credit facility which will expire on September 15, 2001. The Company expects to finalize the new $110 million senior revolving credit facility and repay all of the outstanding borrowings under its existing senior credit facility prior to September 15, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a leading consumer products company focusing on the development and marketing of personal care products. The Company designs and distributes electric shavers and accessories, grooming products, hair care appliances, wellness products and other small electrical consumer products. The Company distributes its products through three operating segments which are comprised of 1) the North America segment, which sells products through mass-merchant retailers, department stores and drugstore chains throughout the United States and Canada, 2) the International segment, which sells products to similar customers through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores located throughout the United States.

     Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives approximately 40% of its annual net sales in the fourth quarter of each year while the first quarter of each year is generally the Company's weakest quarter. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year.

Results of Operations

     For the three-month period ended June 30, 2001, the Company reported an operating loss of $11.3 million, compared to an operating profit of $6.5 million in the corresponding period of the prior year. The operating loss in the second quarter of 2001 is attributable principally to the recognition of $11.0 million of unexpected costs relating to the Company's business in the United Kingdom. Comprising the $11.0 million are $5.9 million associated with logistics operations, $2.7 million associated with inventory write-downs, $1.5 million related to higher trade promotion costs and $0.9 million of other costs. Logistics costs in the Company's U.K. business were impacted by growing complexities in that business, including the proliferation of stock keeping units and the support required of the U.K. distribution facility for the Company's other European operations. Other costs resulted in part from transitional issues arising by reason of the Company's consolidation in fiscal 2000 of its two U.K. offices. Of the $11.0 million of unexpected costs, $8.2 million impacted gross profit and $2.8 million impacted selling, general and administrative costs in the International segment.

     Also impacting the second quarter of 2001 was a $1.0 million charge to inventory to reflect product discontinuations in North America, $1.0 million of severance costs and additional costs associated with the transition by the Company to three new distribution centers.

     The Company is undertaking changes designed to achieve logistics improvements and a reduction in complexity through the simplification of product offerings. In the area of logistics, the Company is changing its distribution centers in Europe and the U.S. to better manage its distribution activities and serve its customers. While the Company expects that second half 2001 logistics costs will continue at a level in excess of historical levels, it expects that this higher level of costs will be eliminated when the transition to the three new distribution centers is completed later this year.

     In the area of product offerings, the Company will reduce complexity by developing more global products. This move to more global products will be achieved by the Company combining worldwide product, packaging, and design efforts, while also paring non-performing products from its line. This change will reduce duplication of effort and cost, while at the same time allowing each geography to focus on marketing and sales efforts, while product development is managed globally.

     The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North American, International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the three and six months ended June 30, 2001 and 2000 (in millions except for percentages).


                                           Three Months Ended June 30,              Six Months Ended June 30,
                                     -----------------------------------------  -------------------------------------
                                            2001                2000                2001                 2000
                                     -----------------------------------------  -------------------------------------
                                        $        %             $          %        $         %          $         %
                                     ------   ------        ------     ------    ------   ------     ------    ------
     Net Sales:
        North America                 $44.1     66.8        $38.9       56.2     $73.9      61.3      61.6       52.3
        International                  13.9     21.1         21.5       31.1      31.5      26.2      40.0       33.9
        U.S. Service Stores             8.0     12.1          8.8       12.7      15.0      12.5      16.3       13.8
                                     ------    -----        ------     ------   -------    ------    ------     ------
                                       66.0    100.0         69.2      100.0     120.4     100.0     117.9      100.0

     Cost of sales                     44.6     67.6         38.5       55.6      75.5      62.7      65.8       55.8
                                     ------    -----        ------     ------   -------    ------    ------     ------
     Gross profit                      21.4     32.4         30.7       44.4      44.9      37.3      52.1       44.2

     Selling, general and
       administrative expenses         32.2     48.7         23.7       34.3      54.4      45.2      44.2       37.5
     Amortization of  intangibles       0.5      0.8          0.5        0.7       1.0       0.8       1.0        0.8
                                     -------   ------       ------     ------   -------    ------    ------     ------
     Operating income (loss):
        North America                   4.0      6.1          6.4        9.3       6.3       5.2       7.8        6.6
        International                 (13.7)   (20.7)         1.2        1.7     (13.8)    (11.4)      1.6        1.4
        U.S. Service Stores            (0.3)    (0.5)         0.2        0.3      (0.5)     (0.4)      0.1        0.1
        Depreciation and
          amortization                 (1.3)    (2.0)        (1.3)      (1.9)     (2.5)     (2.1)     (2.6)      (2.2)
                                     -------   ------       ------     ------   -------    ------    ------     ------
     Total operating income (loss)    (11.3)   (17.1)         6.5        9.4     (10.5)     (8.7)      6.9        5.9

     Interest expense                   6.5      9.8          5.7        8.2      12.3      10.2      11.2        9.5
     Other expense                      0.4      0.7          0.1        0.2       1.0       0.9       0.6        0.6
                                     --------  ------       ------     ------   -------    ------    ------     ------
     Income (loss) before income
       taxes                          (18.2)   (27.6)         0.7        1.0     (23.8)    (19.8)     (4.9)      (4.2)

 Benefit for income  taxes             (4.3)    (6.5)        (0.9)      (1.3)     (4.9)     (4.1)     (1.2)      (1.1)
                                     -------   ------       ------     ------   -------    ------    ------     ------
     Net income (loss)               $(13.9)   (21.1)       $ 1.6        2.3    $(18.9)    (15.7)    $(3.7)      (3.1)
                                     =======   ======       ======     ======   =======    ======    ======     ======



Second Quarter Ended June 30, 2001 Versus June 30, 2000

     Net Sales. Net sales for the quarter ended June 30, 2001 were $66.0 million, a decrease of 4.7% compared to $69.2 million for the quarter ended June 30, 2000. Excluding the negative impact of foreign currency translation, net sales decreased 1.7% over the prior year period as strong sales in North America were offset by decreases in the International segment. Sales in the U.S. Service Stores segment also decreased compared to the prior year's quarter as a result of fewer stores operating in 2001 and the slower U.S. retail environment.

     Net sales in North America were $44.1 million in the second quarter of 2001, an increase of 13.3% compared to $38.9 million in the second quarter of 2000. Sales were strong in the shaver and grooming product category due to the success of new products introduced in the fourth quarter of 2000 and continued strong demand for other core products in these markets. Total haircare and wellness sales were weak due to increased competition in the haircare market and the timing of new product introductions versus a year ago. Haircare and wellness sales for the six months ended June 30, 2001 increased modestly over the prior year period.

     International net sales were $13.9 million in the second quarter of 2001, a decrease of 35.3% compared to $21.5 million in the second quarter of 2000. Impacting sales were a strong dollar and the sale in the third quarter last year of the Australian service stores. Excluding these two factors, sales declined 21.1% due to lower sales in the U.K. due in part to the logistics matters referred to above and lower demand in Australia which is reflective of a slowing economy.

     Net sales through the Company's U.S. Service Stores decreased 9.1% to $8.0 million in the second quarter of 2001 from $8.8 million in the second quarter of 2000. The decrease is due to five fewer stores on average during the comparable periods and a slower U.S. retail environment. Same store sales decreased 4.3% versus the same period a year ago.

     Gross Profit. Gross profit was $21.4 million, or 32.4% of net sales in the second quarter of 2001 compared to $30.7 million, or 44.4% of net sales in the second quarter of 2000. The second quarter 2001 gross profit included costs recorded in the U.K., as referred to above, of $2.7 million for inventory write-downs, $4.9 million of costs related to the logistics issues and $0.6 million of other costs as well as $1.0 million of charges recorded in North America for losses on discontinued products. In addition, the positive margin impact of increased shaver and grooming sales in North America was partially offset by the negative impact of foreign currency on product costs in the International segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.2 million or 48.7% of net sales in the second quarter of 2001, compared to $23.7 million or 34.3% of net sales in 2000. Included in selling general and administrative expenses are, as referenced above, $1.0 million of costs related to the logistics issues, $1.5 million related to promotion costs and $0.3 million of other U.K. costs.. In addition, the Company recognized the $1.0 million in severance costs referred to above, which relates principally to its initiative to centralize its product development process in order to reduce business complexity and costs. Selling, general and administrative expense in the second quarter of 2001 also reflects an increased investment in advertising and marketing costs to support the number of new products to be introduced in the second half of 2001, as well as increased costs associated with the transition to the three new distribution centers.

     Interest Expense. Interest expense increased to $6.5 million for the second quarter of 2001 compared to interest expense of $5.7 million in the second quarter of 2000. Lower interest rates during the quarter were offset by higher average borrowings to support the growth of the business and higher amortization of deferred financing fees.

     Income Tax Benefit. The net benefit for income taxes was $4.3 million for the second quarter of 2001 compared to $0.9 million of net benefit in the second quarter of 2000. The increased benefit was recorded as a result of the pretax losses in the International segment for the second quarter of 2001.

Six Months Ended June 30, 2001 Versus June 30, 2000

     Net Sales. Net sales for the six months ended June 30, 2001 were $120.4 million, an increase of 2.2% compared to $117.9 million for the six months ended June 30, 2000, as strong sales in the Company's North American segment were partially offset by decreases in the International and the U.S. Service Stores segments. Excluding the impact of foreign currency translation, net sales for the first six months of 2001 were 5.4% higher than net sales for the first six months of 2000.

     Net sales in North America were $73.9 million for the first six months of 2001, an increase of 20.0% compared to $61.6 million for the first six months of 2000. Sales increased in most of the Company's major product categories as a result of new product introductions and increased distribution at both existing and new customers.

     International net sales were $31.5 million for the first six months of 2001, a decrease of 21.3% compared to $40.0 million for the first six months of 2000. Excluding the effect of negative currency impacts and the sale of the Australian service stores in the third quarter of 2000, net sales decreased 6.8% compared to the first six months of 2000. The decrease is due in part to the logistics issues in the U.K. referred to above, as well as lower demand in Australia due to a weaker economy.

     Net sales in the U.S. Service Stores were $15.0 million for the first six months of 2001, an 8.0% decrease compared to $16.3 million for the first six months of 2000. The decrease is a result of a slower U.S. retail environment and five fewer stores on average during the first six months of 2001. Same store sales decreased 2.7% versus the same period a year ago.

     Gross Profit. Gross profit was $44.9 million, or 37.3% of net sales for the first six months of 2001 compared to $52.1 million, or 44.2% of net sales for the first six months of 2000. The decrease in gross profit reflects the impact of $8.2 million of the unexpected costs in the U.K. business referred to above and $1.4 million of losses on discontinued products in North America ($0.4 million in the first quarter and $1.0 million in the second quarter). The gross profit in 2001 also reflects the positive impact of higher shaver and grooming sales and the negative effect of foreign currency on International product costs.

     Selling General and Administrative Expenses. Selling general and administrative expenses were $54.4 million or 45.2% of net sales for the first six months of 2001, compared to $44.2 million or 37.5% of net sales in 2000. Included in selling, general and administrative are $3.8 million of the unexpected costs in the U.K. business and the severance costs referenced above. In addition, the higher expenses reflect an increased investment in advertising and marketing costs to support the number of new products to be introduced in the second half of 2001 as well as increased costs associated with the transition to the three new distribution centers.

     Interest Expense. Interest expense increased to $12.3 million for the first six months of 2001 compared to interest expense of $11.2 million for the first six months of 2000 due to higher average borrowings and higher amortization of deferred financing fees partially offset by lower interest rates.

     Income Tax Benefit. The net benefit for income taxes during the first six months of 2001 increased to $4.9 million from $1.2 million in 2000 as the result of higher pre-tax losses in 2001, generated by the U.K. and Australian operations.

Liquidity and Capital Resources

     Net cash used in operating activities for the first six months of 2001 was $36.7 million versus $8.5 million during the first six months of 2000. The increased cash used in operations is due to a combination of the higher net loss for the quarter, increased working capital usage, primarily for higher inventories in connection with higher anticipated sales in North America, and the timing of accounts payable payments.

     The Company's operations are not capital intensive. The Company's capital expenditures totaled $2.9 million and $1.4 million during the first six months of 2001 and 2000, respectively. The higher capital expenditures in 2001 are due to increased investments in tooling for new products. Capital expenditures for 2001 are anticipated to be approximately $5 million.

     On April 18, 2001, the Company completed the sale of $50.0 million of Senior Subordinates Notes due 2006 ("the Notes"). The net proceeds of approximately $44.8 million were used to pay off the term loans and supplemental loans and a portion of the outstanding revolving credit borrowings under the Company's current senior credit facility. The Notes have substantially the same terms as the Company's outstanding $130.0 million issue of Senior Subordinated Notes due 2006 issued on May 23, 1996 (the "Old Notes").

     The Company intends to file a registration statement with the SEC in the third quarter of 2001 for the purpose of enabling holders of the Notes to exchange them (the "Exchange Offer") for notes with substantially the same terms as the Notes (the "Exchange Notes") registered under the Securities Act of 1933, as amended. As part of the Exchange Offer, holders of the Old Notes will be given the opportunity to exchange their Old Notes for Exchange Notes. The Exchange Notes will comprise an integrated issue of up to $180 million of senior subordinated notes. Each of the Notes and the Old Notes are, and the Exchange Notes to be issued in the Exchange Offer will be, subordinated in right of payment to all of the Company's senior debt and will mature on May 15, 2006.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the senior credit facility. The senior credit facility provides for $70.0 million in revolving credit facilities. Borrowings under the revolving credit facility mature on June 30, 2002. The current revolving credit facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. Availability under the Company's current revolving credit facilities was approximately $12.8 million as of June 30, 2001.

     In order to fund the Company's continuing growth, the Company has obtained a signed commitment letter from a bank group with respect to a new-asset based senior revolving credit facility. The new revolving facility will constitute a borrowing facility in the principal amount of $110.0 million and will mature on March 31, 2006. The initial drawdown under the new revolving credit facility will be used to repay the remaining outstanding borrowings under the Company's current senior credit facility.

     The Company has from time to time entered into waiver agreements with the lenders under its senior credit facility with respect to certain financial maintenance tests. The Company has entered into such a waiver agreement with its lenders under its current senior credit facility which will expire on September 15, 2001. The Company expects to finalize the new $110 million senior revolving credit facility and repay all of the outstanding borrowings under its existing senior credit facility prior to September 15, 2001.

     There can be no assurance, however, that the Company will be able to put the new senior revolving credit facility in place on or before September 15, 2001 or that the Company would be able to obtain additional waivers from its current lenders. In the event the Company is unable to put the new senior revolving credit facility in place and is unable to obtain an additional waiver under its current senior credit facility on or before September 15, 2001, then the Company would be in default under its current senior credit facility which could result in an acceleration in amounts outstanding under the Company's current senior credit facility, which acceleration would result in cross acceleration under the indentures governing the Notes and the Old Notes.

     The Company believes that cash generated from operations and borrowings resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.


Forward Looking Statements

     This Management's Discussion and Analysis may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the success of new product introductions and promotions, changes in the competitive environment for the Company's products, changes in economic conditions, foreign exchange risk, outcome of litigation and other factors discussed in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended December 31, 2000.



                            PART II OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

 10.1 Waiver dated as of June 29, 2001 by and among Remington Products Company, L.L.C., Remington Consumer Products Limited, Fleet National Bank, Banque Nationale De Paris and The Chase Manhattan Bank.

 10.2 Waiver dated as of July 30, 2001 by and among Remington Products Company, L.L.C., Remington Consumer Products Limited, Fleet National Bank, Banque Nationale De Paris and The Chase Manhattan Bank.

 10.3 Waiver dated as of August 14, 2001 by and among Remington Products Company, L.L.C., Remington Consumer Products Limited, Fleet National Bank, Banque Nationale De Paris and The Chase Manhattan Bank.

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2001, the Registrant did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REMINGTON PRODUCTS COMPANY, L.L.C.


                            By:               /s/ Kris J. Kelley
                               ---------------------------------------------
                               Kris J. Kelley, Vice President and Controller

Date:  August 14, 2001