Form 10-Q
period 2001-09-30
REMINGTON CAPITAL CORP; REMINGTON PRODUCTS CO LLC
filed 2001-11-14
CIK 1017707, 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  Commission file number 333-07429 / 333-67498
                                         333-07429-01 / 333-67498-01

                       Remington Products Company, L.L.C.
                       ----------------------------------
                             Remington Capital Corp.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                                       06-1451076
                Delaware                               06-1451079
--------------------------------------             ----------------------
(State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                     Identification Nos.)

60 Main Street, Bridgeport, Connecticut                        06604
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (203)  367-4400
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each class          Name of each exchange on which registered
                  None                                   None
----------------------------------    -----------------------------------------

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                                      None
               ---------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX
                                      -----

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (unaudited):

         Consolidated Balance Sheets -
          September 30, 2001 and December 31, 2000                          3

         Consolidated Statements of Operations -
          For the three and nine months ended September 30, 2001 and 2000   4

         Consolidated Statements of Cash Flows -
          For the nine months ended September 30, 2001 and 2000             5

         Notes to Unaudited Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  13

         Signature                                                         14

                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited, in thousands)


                                                                       September 30,    December 31,
                                                                           2001             2000
                                                                       -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $ 5,423           $ 10,342
    Accounts receivable, less allowance for doubtful accounts
         of $2,499 in 2001 and $2,190 in 2000                             73,697             89,388
    Inventories                                                          127,519             66,854
    Prepaid and other current assets                                       7,182              3,113
    Deferred taxes, current                                                6,078                275
                                                                        --------           --------
            Total current assets                                         219,899            169,972

Property, plant and equipment, net                                        13,679             12,807
Intangibles, net                                                          53,069             54,522
Other assets                                                              11,083              5,186
                                                                        --------           --------
            Total assets                                                $297,730           $242,487
                                                                        ========           ========

LIABILITIES AND MEMBERS' DEFICIT

Current Liabilities:
    Accounts payable                                                    $ 39,137            $23,886
    Short-term borrowings                                                  3,890              4,732
    Current portion of long-term debt                                        244              3,373
    Accrued liabilities                                                   23,302             31,942
                                                                        --------           --------
            Total current liabilities                                     66,573             63,933

Long-term debt                                                           265,888            195,161
Other liabilities                                                          1,104                897

Members'deficit:
     Members' deficit                                                   (29,863)           (12,701)
     Accumulated other comprehensive income                              (5,972)            (4,803)
                                                                        --------           --------
            Total members'deficit                                       (35,835)           (17,504)
                                                                        --------           --------

            Total liabilities and members' deficit                      $297,730           $242,487
                                                                        ========           ========


            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited, in thousands)





                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                 --------------------------------    -------------------------------
                                                      2001             2000               2001             2000
                                                 ------------      ------------      ------------      ------------

Net sales                                           $ 84,163        $ 83,973             $204,608        $201,846
Cost of sales                                         48,397          46,576              123,941         112,317
                                                     -------         -------             --------        --------
          Gross profit                                35,766          37,397               80,667          89,529

Selling, general and administrative expenses          27,713          26,035               82,152          70,326
Amortization of intangibles                              478             497                1,453           1,472
                                                     -------         -------             --------        --------
         Operating income (loss)                       7,575          10,865               (2,938)         17,731

Interest expense                                       6,882           6,168               19,135          17,369
Other (income) expense                                  (936)             23                   55             574
                                                     -------         -------             --------        --------
         Income (loss) before income taxes             1,629           4,674              (22,128)           (212)

Provision (benefit) for income taxes                    (173)            191               (5,070)           (997)
                                                     -------         -------             --------        ---------
         Net Income (loss)                           $ 1,802         $ 4,483             $(17,058)       $    785
                                                     =======         =======             =========       =========

Net income (loss) applicable to common units         $(1,598)        $ 1,462             $(26,964)       $ (8,017)
                                                     ========        =======             =========       =========


            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                          2001                  2000
                                                                                       ---------             ---------
Cash flows from operating activities:
   Net income (loss)                                                                    $(17,058)            $    785

   Adjustment to reconcile net income (loss) to net cash used in operating activities:
       Depreciation                                                                        2,842                2,525
       Amortization of intangibles                                                         1,453                1,472
       Amortization of deferred financing fees                                             1,721                1,279
       Deferred income taxes                                                              (5,521)                (396)
       Foreign currency forward loss, net                                                    504                  221
                                                                                        --------             --------
                                                                                         (16,059)               5,886
       Changes in assets and liabilities:
          Accounts receivable                                                             13,465                4,012
          Inventories                                                                    (61,428)             (37,388)
          Accounts payable                                                                15,115                6,245
          Accrued liabilities                                                             (8,347)             (15,092)
          Other, net                                                                      (3,553)               1,045
                                                                                        --------             --------
              Cash used in operating activities                                          (60,807)             (35,292)
                                                                                        --------             --------
Cash flows used in investing activities:
   Capital expenditures                                                                   (3,809)              (2,452)
                                                                                        --------             --------
Cash flows from financing activities:
    Proceeds from sale of Senior Subordinated Notes                                       50,000                 -
    Repayments under term loan facilities                                                (18,869)              (1,247)
    Repayments  under credit facilities                                                  (79,257)             (15,797)
    Borrowings under credit facilities                                                   115,773               51,629
    Debt issuance costs and other, net                                                    (7,604)              (1,027)
                                                                                        --------             --------
              Cash provided by financing activities                                       60,043               33,558
                                                                                        --------             --------
              Effect of exchange rate changes on cash                                       (346)                (736)
                                                                                        --------             --------
Decrease in cash and cash equivalents                                                     (4,919)              (4,922)
Cash and cash equivalents, beginning of period                                            10,342                9,866
                                                                                        --------             --------
              Cash and cash equivalents, end of period                                  $  5,423             $  4,944
                                                                                        ========             ========
Supplemental cash flow information:

       Interest paid                                                                    $ 11,805             $ 11,206
       Income taxes paid, net                                                           $    373             $    312




            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements



1.    Basis of Presentation

     The statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results of interim periods may not be indicative of results to be expected for the entire year. These financial statements do not include all disclosures associated with annual audited financial statements and, accordingly, should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with current year presentation.

     Remington Capital Corp. is a wholly-owned subsidiary of Remington Products Company, L.L.C. and has no significant operations of its own.

2.        Recent Accounting Pronouncement

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill by the Company will cease upon its adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and is in the process of determining the impact that this statement will have on its consolidated financial position and results of operations.

3.   Inventories

      Inventories were comprised of the following (in thousands):

                                             September 30,        December 31,
                                                 2001                 2000
                                             -------------        -----------
        Finished goods                         $123,228             $63,673
        Work in process and raw materials         4,291               3,181
                                               --------             -------
                                               $127,519             $66,854
                                               ========             =======

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


6.   Comprehensive Income

     Comprehensive income consists of the following (in thousands):

                                                        Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                    -----------------------------   -----------------------------
                                                       2001               2000         2001               2000
                                                     --------          --------      --------           --------
Net income (loss)                                   $  1,802            $ 4,483      $(17,058)           $  785
Other comprehensive income:
   Foreign currency translation adjustments              407               (518)       (1,536)           (2,341)
   Net unrealized hedging gain (loss)                 (1,328)               212           367             3,280
                                                    ---------           -------      ---------           -------
         Comprehensive income (loss)                $    881            $ 4,177      $(18,227)           $1,724
                                                    =========           =======      =========           =======


7.        Debt

     The Company entered into a new $110.0 million asset based revolving credit facility (the "Facility") on August 21, 2001. The initial drawdown under the Facility was used to repay all outstanding borrowings under the Company's former $70.0 million senior credit facility.

     The Facility provides for $70.0 million in revolving credit to the Company and $40.0 million in revolving credit to certain of its subsidiaries. Borrowings under the Facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories. The borrowing base can be increased by up to $10.0 million over the applicable percentage of eligible receivables and inventories, (still limited to the $110.0 million of total facilities) from August 21 through September 30, 2001 and, in calendar years subsequent to 2001, from March 15 through June 15 and August 1 through November 15. The Facility expires on March 31, 2006.

     Interest rates per annum applicable to the Facility are based, at the Company's option, upon a Eurodollar rate ("LIBOR") plus 3.0% or the greater of
(i) prime rate plus 1.75% and (ii) the federal funds rate plus 2.00%; provided, however, that the interest rates are subject to adjustment based on certain levels of financial performance. Interest is payable quarterly in arrears, including a commitment fee of 0.375% per annum on the average daily unused portion of the Facility.

     The Facility requires the Company to meet certain financial tests, the more restrictive of which require the Company to maintain certain leverage and interest coverage ratios, as defined. The Facility also contains a number of operating covenants which impose restrictions with respect to certain business matters, including the amount and terms under which the Company can obtain additional financing in the future. In addition, the Facility limits the amount of dividends that the Company is permitted to pay. As of September 30, 2001, the Company was in compliance with its debt covenants, as amended.

     On September 6, 2001, the Company filed a registration statement (the "Exchange Offer") with the Securities and Exchange Commission for the purpose of enabling holders of its $130.0 million 11% Series B Senior Subordinated Notes issued on May 23, 1996 ("Series B Notes") and its $50.0 million 11% Series C Senior Subordinated Notes issued on April 18, 2001 ("Series C Notes") to exchange them for a like principal amount of 11% Series D Senior Subordinated Notes ("Series D Notes") registered under the Securities Act of 1933, as amended. The Series D Notes have substantially the same terms as the Company's Series B Notes and Series C Notes and are similarly due May 15, 2006. The Exchange Offer was completed on October 10, 2001, and the Company now has outstanding approximately $15.0 million in principal amount of Series B Notes and approximately $165.0 million in principal amount of Series D Notes.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a leading consumer products company focusing on the development and marketing of personal care products. The Company designs and distributes electric shavers and accessories, grooming products, hair care appliances, wellness products and other small electrical consumer products. The Company distributes its products through three operating segments which are comprised of 1) the North American segment, which sells products through mass-merchant retailers, department stores and drugstore chains throughout the United States and Canada, 2) the International segment, which sells products to similar customers through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores located throughout the United States.

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

Results of Operations

     The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North American, International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the three and nine months ended September 30, 2001 and 2000 (in millions except for percentages).

                                      Three Months Ended September 30,           Nine Months Ended September 30,
                                   ---------------------------------------    -------------------------------------
                                        2001                    2000                 2001                2000
                                   -----------------      ----------------    -----------------   -----------------
                                        $        %          $         %         $         %        $           %
                                      -----    -----      -----     -----     -----     -----    -----       -----
     Net Sales:
        North America                 $49.2     58.4      $47.5      56.5    $123.0      60.2    $109.1       54.1
        International                  27.0     32.1       27.4      32.7      58.6      28.6      67.4       33.4
        U.S. Service Stores             8.0      9.5        9.1      10.8      23.0      11.2      25.3       12.5
                                      ------   ------      -----    ------   -------    ------   -------     ------
                                       84.2    100.0       84.0     100.0     204.6     100.0     201.8      100.0

     Cost of sales                     48.4     57.5       46.6      55.5     123.9      60.6     112.3       55.6
                                      ------   ------      -----    ------   -------    ------   -------     ------

     Gross profit                      35.8     42.5       37.4      44.5      80.7      39.4      89.5       44.4

     Selling, general and
       administrative expenses         27.7     32.9       26.0      30.9      82.1      40.1      70.3       34.9
     Amortization of intangibles        0.5      0.6        0.5       0.6       1.5       0.7       1.5        0.7
                                      ------   ------      -----    ------   -------    ------   -------     ------
     Operating income (loss):
        North America                   8.2      9.7       10.0      11.9      14.5       7.1      17.7        8.8
        International                   1.1      1.3        1.9       2.3     (12.7)     (6.2)       3.5       1.8
        U.S. Service Stores             0.1      0.1        0.4       0.5      (0.4)     (0.2)       0.5       0.2
        Depreciation and
          amortization                 (1.8)    (2.1)      (1.4)     (1.7)     (4.3)     (2.1)     (4.0)      (2.0)
                                      ------   ------      -----    ------   -------    ------   -------     ------
     Total operating income (loss)      7.6      9.0       10.9      13.0      (2.9)     (1.4)      17.7       8.8

     Interest expense                   6.9      8.2        6.2       7.4      19.1       9.3      17.4        8.7
     Other (income) expense            (0.9)    (1.1)        -          -       0.1       0.1       0.5        0.2
                                      ------   ------      -----    ------   -------    ------   -------     ------
     Income (loss) before
       income taxes                     1.6      1.9        4.7       5.6     (22.1)    (10.8)     (0.2)      (0.1)

     Provisions (benefit) for
       income taxes                    (0.2)    (0.2)       0.2       0.2      (5.0)     (2.4)     (1.0)      (0.5)
                                      ------   ------      -----    ------   --------   ------   -------     ------
     Net income (loss)                 $1.8      2.1       $4.5       5.4    $(17.1)     (8.4)     $0.8        0.4
                                      ======   ======      =====    ======   ========   ======   =======     ======


Third Quarter Ended September 30, 2001 Versus September 30, 2000

     Net Sales. Net sales for the third quarter ended September 2001 were $84.2 million, up slightly from $84.0 million in the third quarter of 2000. The increase was driven entirely by increases in the North American segment. Net sales in the International segment were down slightly from the prior year period due to the negative impact of foreign currency. Sales in the U.S. Service Stores segment were lower due to fewer stores operating in 2001 and a weaker specialty retail environment. Excluding the negative impact of foreign currency, consolidated net sales were 2.1% higher than the prior year's quarter.

     Net sales in North America increased 3.6% to $49.2 million for the three months ended September 2001, compared to $47.5 million for the same period in 2000. Sales were higher in both the shaver and grooming and haircare and wellness categories primarily as a result of the introduction of new wellness and grooming products. In addition, sales were higher due to increased distribution to new and existing customers.

     International net sales were $27.0 million for the third quarter of 2001 compared with $27.4 million in the third quarter of 2000. Excluding the negative impact of foreign currency, net sales for the International segment were 4.0% higher in the third quarter of 2001 compared to the third quarter of 2000. This increase was the result of higher sales in Europe, partially offset by lower sales in Australia due to the weaker economy.

     U.S. Services Stores' net sales decreased 12.1% to $8.0 million in the third quarter of 2001 compared to $9.1 million in the third quarter of 2000. The decrease was the result of six fewer stores on average and a weaker specialty retail environment during the quarter. Same store sales for the quarter ended September 2001 were 6.3% lower than in the same period of 2000.

     Gross Profit. Gross profit was $35.8 million or 42.5% of net sales for the three months ended September 2001 compared to $37.4 million or 44.5% of net sales for the same period in 2000. The negative impact of the sale of discontinued products and a change in product mix in the North American segment were the primary factors causing the decrease in the gross profit percentage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $27.7 million or 32.9% of net sales in the third quarter of 2001 compared with $26.0 million or 30.9% in the third quarter of 2000. The increase is due primarily to increased costs associated with the Company's transition to three new third party distribution centers, which was completed during the third quarter.

     Interest Expense. Interest expense increased to $6.9 million for the quarter ended September 2001 compared to $6.2 million in same period of 2000. Lower average interest rates were offset by higher average borrowings during the period which were required to fund increased inventory levels to support an anticipated increase in sales during the fourth quarter of 2001.

     Other (Income) Expense. Other income was $0.9 million during the third quarter of 2001 compared with approximately zero in the same period of the prior year. Although foreign currencies continued to be weaker relative to the U.S. dollar versus the prior year, they strengthened during the third quarter of 2001. As a result, approximately $0.7 million of unrealized foreign currency gains were recognized on U.S. dollar denominated obligations of the Company's International segment.

     Income Taxes. The net benefit for income taxes during the third quarter of 2001 was $0.2 million compared to a provision of $0.2 million in the third quarter of 2000. The change from the prior year period was due to pretax losses generated in portions of the Company's International segment.

Nine Months Ended September 30, 2001 Versus September 30, 2000

     Net Sales. Net sales for the nine months ended September 2001 were $204.6 million, 1.4% higher than the $201.8 million in the first nine months of 2000. The increase was due to higher sales in the North American segment which were partially offset by decreases in the International and U.S. Service Stores segments. Excluding the negative impact of foreign currency, net sales for the period were 4.0% higher than the prior year period.

     North American net sales for the first nine months of 2001 were $123.0 million, a 12.7% increase compared to $109.1 million in the first nine months of 2000. The increase was the result of new product introductions in all major product categories and increased distribution to new and existing customers.

     Net sales in the International segment were $58.6 million in the first nine months of 2001, a decrease of 13.1% from $67.4 million in the first nine months of 2000. The decrease was due to weaker sales in the U.K., due in part to logistics difficulties experienced in the first half of 2001, coupled with lower sales in Australia due to a weaker economy and the sale of the Australian service stores in the third quarter of 2000. Excluding the negative impact of foreign currency and the effect of the sale of the Australian service stores, net sales decreased 2.6% in the nine months ended September 2001 compared to the same period of the prior year.

     U.S. Service Stores net sales were $23.0 million in the first nine months of 2001, a decrease of 9.1% compared to $25.3 million in the first nine months of 2000. The decrease was due to five fewer stores on average during 2001 and the negative impact of a weaker specialty retail environment during the year. Same store sales decreased 4.0% versus the same period a year ago.

     Gross Profit. Gross profit for the nine months ended September 2001 was $80.7 million or 39.4% of net sales compared with $89.5 million or 44.4% of net sales for the nine months ended September 2000. The gross profit percentage decreased as a result of $8.2 million in unexpected costs in the U.K during the second quarter and the sale of discontinued products in North America. Also impacting the gross profit percentage for the first nine months of 2001 was the positive effect of a change in product mix and the negative effect of foreign currency on International product costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $82.1 million or 40.1% of net sales for the first nine months of 2001 compared to $70.3 million or 34.9% of net sales for the comparable period of the prior year. Selling, general and administrative expenses in 2001 reflect the recognition in the second quarter of $2.8 million in unexpected costs in the U.K. and $1.0 million of severance relating principally to the Company's initiative to centralize its product development process. The increase over the prior year period was also impacted by higher distribution costs associated with the Company's initiative to improve its logistics capabilities. In addition, increased marketing and administrative costs were incurred for the nine months ended September 2001 to support the introduction of new products and the planned fourth quarter sales growth.

     Interest Expense. Interest expense increased to $19.1 million for the nine months ended September 2001 compared with $17.4 million for the nine months ended September 2000. The increase was due to higher average borrowings needed to support the growth of the business partially offset by lower interest rates during the period. In addition, the increased interest expense was impacted by higher amortization of deferred financing fees.

     Other (Income) Expense. Other expense for the first nine months of 2001 was $0.1 million compared to $0.5 million in the first nine months of 2000. The decrease was due to lower net unrealized currency losses during the current period. The year to date devaluation of foreign currency was larger in the prior year and resulted in the recognition of higher unrealized currency losses on U.S. dollar denominated obligations of the Company's International segment.

     Income Taxes. The net benefit for income taxes was $5.0 million for the first nine months of 2001 compared with a net benefit of $1.0 million for the same period in 2000. The increase in the net benefit is due primarily to higher pre-tax losses generated in 2001 by the Company's U.K. operations.


Liquidity and Capital Resources

     Net cash used in operating activities for the first nine months of 2001 was $60.8 million versus $35.3 million during the first nine months of 2000. The increased cash used in operations was due to the net loss and increased working capital requirements, represented primarily by higher inventories to support an anticipated increase in sales during the fourth quarter.

     The Company's operations are not capital intensive. The Company's capital expenditures totaled $3.8 million and $2.5 million during the first nine months of 2001 and 2000, respectively. The higher capital expenditures in 2001 are due to increased investments in tooling for new products. Capital expenditures for 2001 are anticipated to be approximately $5 million.

     The Company's primary sources of liquidity are funds generated from operations and borrowings under its new $110.0 million asset based revolving credit facility (the "Facility") entered into on August 21, 2001. The initial draw down under the Facility was used to repay all outstanding borrowings under the Company's former $70.0 million senior credit facility. Borrowings under the Facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories and mature on March 31, 2006. The borrowing base can be increased by up to $10.0 million (the "Seasonal Overadvance") over the applicable percentage of eligible receivables and inventories, (still limited to the $110.0 million of total facilities) from August 21 through September 30, 2001 and, in calendar years subsequent to 2001, from March 15 through June 15 and August 1 through November 15. Additional information with respect to the Facility is included in Note 6 to the "Notes to Unaudited Consolidated Financial Statements". As of September 30, 2001, the Company was in compliance with all covenants under the Facility, as amended, and availability under the Facility, excluding the Seasonal Overadvance, was approximately $15.6 million.

     On September 6, 2001, the Company filed a registration statement (the "Exchange Offer") with the Securities and Exchange Commission for the purpose of enabling holders of its $130.0 million 11% Series B Senior Subordinated Notes issued on May 23, 1996 ("Series B Notes") and its $50.0 million 11% Series C Senior Subordinated Notes issued on April 18, 2001 ("Series C Notes") to exchange them for a like principal amount of 11% Series D Senior Subordinated Notes ("Series D Notes") registered under the Securities Act of 1933, as amended. The Series D Notes have substantially the same terms as the Company's Series B Notes and Series C Notes and are similarly due May 15, 2006. The Exchange Offer was completed on October 10, 2001, and the Company now has outstanding approximately $15.0 million in principal amount of Series B Notes and approximately $165.0 million in principal amount of Series D Notes.

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

                            PART II OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

     10.1 Amendment No. 1, dated as of September 30, 2001 to the Credit and Guarantee Agreement by and among Remington Products Company, L.L.C., Fleet Securities, Congress Financial Corporation and Fleet Capital Corporation.

(b)  Reports on Form 8-K

     On September 4, 2001, the Company filed a Current Report on Form 8-K, reporting under Item 5 the announcement that the Company entered into a new $110.0 million asset-based revolving credit facility with Fleet Capital Corporation, as Administrative Agent, and Congress Financial Corporation, as co-arranger.

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

Date:  November 14, 2001